Form 10QSB
period 1995-06-30
GARCIS USA INC
filed 1998-08-13
CIK 869802

EDGARLINK EXECUTED

As filed with the United States Securities and Exchange Commission




SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549





Form 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (E) OF
THE SECURITIES EXCHANGE  ACT OF 1934

For quarter ended June 30 1995                   Commission File No. 0-18912

Garcis, U.S. A., Inc.
FORMERLY
THE QUESTEX GROUP, LTD.
(Exact name of registrant as specified in charter)


COLORADO							84-1155352
(State or other jurisdiction of				(I.R.S. Employer Identification No.)
incorporation or organization)

5002 South 40  th Street, Suite A
Phoenix, AZ								85040 (Zip Code)
(Address of Principal's Executive Offices)

602-437-5422
(Registrant's Telephone No. including area code)


	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for at least the past 90 days.   Yes           NO  X

	The number of shares outstanding of each of the registrant's classes of common equity, as of June 30, 1995 are as follows:

Class of Securities				Shares Outstanding
Common Stock, par value $.00001				14,079,056























GARCIS, U.S.A., INC.
(A Development Stage Company)
Financial Statements
For the Nine Months Ended June 30, 1995 and 1994

(Unaudited)













































INDEX


                                                Page of
                                                Report

Financial Statements
Unaudited Consolidated Balance Sheets:
As of June 30, 1995 and 1994   ...................... 1

Unaduited Consolidated Statements of Loss and Deficit:
For the three months ended June 30, 1995 and 1994 .............. 2

Unaudited Consolidated Statements of Cash Flow:
For the Three months ended June 30, 1995 and 1994 ................ 3

Unaudited Statement of Changes in Stockholder's Equity
For the Three months ended June 30, 1995 and 1994 ................ 4

Management's Discussion and Analysis of Plan of Operation ........... 5











































Unaudited Consolidated Balance Sheets

As of  June 30, 1995 and 1994




























Garacis, U.S.A., Inc.
(A Development Stage Company)
Balance Sheet
As at June 30, 1995
(Unaudited)



1995
1994



Assets





Current Assets


Accounts Receivable
$                  -
$                     25,000
Inventory
86,862
-
Prepaid expenses (rent)
16,019
-
Advances
-
2

--------------------------------
---------------------------------

102,881
25,002



Investment in Shares (note 1)
1
1,200,000
Investment in Trademarks and Rights (note 2)
2,700,000
-
Organization Costs
384
284

--------------------------------
---------------------------------

$                2,803,266
$                1,225,386
Liabilities





Current Liabilities


Due to banks
$                     13,463
$                             -
Accounts Payables
69,587
12,786

---------------------------------
---------------------------------

83,049
12,786

--------------------------------
---------------------------------
Sharesholders' Equity





Common Stock


1000,000,000 Class A common share $0.00001


                            par value authorized





Issued and outstanding -


   14,079,056 (1994 - 7,563,344)
294
213



Paid in Capital in Excess of Par Value
5,438,109
3,225,721

--------------------------------
--------------------------------

5,438,403
3,225,934



Deficit Accumulated During the


Development Stage
(2,718,186)
(2,013,334)

---------------------------------
--------------------------------
Shareholders' Equity
2,720,217
1,212,600

---------------------------------
--------------------------------

$            2,803,266
$                1,225,383

=================
================


























Unaudited Consolidated Statements of  Loss and Deficit

For the Three Months Ended June 30, 1995 and 1994
































Garcis, U.S.A., Inc.
(A Development Stage Company)

Statement of Loss and Deficit
For the Nine Months Ended June 30, 1995 and 1994
(Unaudited)






1995
1994
Revenue


Sale of Shoes
$    (5,087)
$          -
Cost of Shoes
1,940
-

--------------------------------
--------------------------------
Gross Profit
(3,147)
Nil



General and Administrative Expenses





Legal and audit fees
61,281
6,460
Consulting Fees

68,600
Office Facilities and rent
3,682
5,946
Travel and Promotions
21,894
1,622
Promotional Advertising
102,700
-
Bad Debts Expense
-
19,000

--------------------------------
--------------------------------

189,557
101,628

--------------------------------
--------------------------------
Operating Loss
186,410
101,628

--------------------------------
--------------------------------
Other (Income) Expense





Common stock previously issued to settle debt


of Tactile Signage, Inc returned to Treasury
(231,394)
-
Loss on disposal of Tactile Signage, Inc.
-
1,040,441
Loss on disposal of  Garcis, U.S.A., Inc. (Wyoming)
601,438
-
Adjustment to purchase of Tactile Signage, Inc.
-
453,461

--------------------------------
--------------------------------

370,044
1,493,902

--------------------------------
--------------------------------
Loss for the Period
556,454
1,595,530
Deficit - Beginning of the Period
2,161,732
417,804

--------------------------------
---------------------------------
Deficit - End of Period
$  2,718,186
$  2,013,334

================
================



































Unaudited Consolidated Statements of Cash Flow
For the Three Months Ended on June 30, 1995 and 1994































Garcis, U.S.A.,, Inc.


(A Development Stage Company)


Statement of Changes in Financial Position


For the Nine Months Ended June 30, 1995 and 1994


(Unaudited)






1995
1994
Cash Provided by (Used for)





Operating Activities





Loss for the Period
$   (186,410)
$   (101,628)
Net Changes in non-cash working capital items -


  Accounts Receivable

        23,214
  Inventories
       (86,862)
      126,874
  Prepaid expenses (rent)
       (16,019)
-
  Accounts Payable
       (12,034)
     (195,601)
  Unearned Revenue
-
     (376,471)
  Notes Payable
-
     (539,454)
  Loan Payable
-
         (8,000)

---------------------------------
---------------------------------

      (301,325)
   (1,071,066)

---------------------------------
---------------------------------
Investing Activities





Property, plant and equipment

326,724
Product development costs

418,597
Cancellation of Green River Coal Purchase

11,400,000
Deposits

6.850
Investment in shares
(1)
(1,200,000)
Adjustment to purchase of Tactile Signage, Inc.

736,911
Loss on disposal of Tactile Signage, Inc.

(1,040,441)
Recovery of loss on disposal of Tactile Signage, Inc.
231,394
-
Loss on disposal of Garcis, U.S.A., Inc. (Wyoming)
(601,438)
-
Purchase of trademarks and rights
(2,700,000)
-

---------------------------------
---------------------------------

(3,070,045)
10,648,641

---------------------------------
---------------------------------
Financing Activities





Cancellation of common stock issed for


  Green River Coal
-
(11,400,000)
Cancellation of common stock issued for


  Shear, Inc.
-
(418,597)
Cancellation of common stock issued for


  Garcis, U.S.A., Inc. (Wyoming)
(560,000)
-
Issuance of common stock
4,149,301
2,239,633
Net return of common stock to Treasury


  re: Tactile Signage, Inc. debt
(231,394)
-

--------------------------------
---------------------------------

3,357,907
(9,578,964)

---------------------------------
---------------------------------
Decrease in Cash for the Peiord
(13,463)
(1,389)



Cash - Beginning of the Period
-
1,389

---------------------------------
---------------------------------
Cash - End of the Period
$    (13,463)
$        Nil

===================
===================



















Unaudited Statements of Changes in Stockholders' Equity
For the Three Months Ended June 30, 1995 and 1994







































Garcis, U. S. A., Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
As at June 30, 1995
(Unaudted)
(Continued)


















Garcis, U. S. A., Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
As at June 30, 1995
(Unaudted)
(Continued)

Shares
Amount
capital
Deficit
equity
Balance brought forward
1,965,793
$     209
$  2,080,286
$  (2,161,732)
$  (81,237)






October 7, 1994





300,000 common shares issued





for legal service of $45,000
300,000
3
44,997
-
45`000






October 7, 1994





324,368 common shares issued





to settle debt of $38,431
324,368
3
38,478
-
38,481






Decembr 10, 1964





474,464 pre roll back common





shares issued for debt returned





to treasury
(118,616)
(1)
(269,874)
-
(269,875)

-----------------
---------------
------------------
-------------------
-------------------

2,471,545
214
1,893,887
(2,161`732)
(267,631)

-----------------
---------------
------------------
-------------------
-------------------
December 28, 1994





shares consolidated on one
617,886
-
-
-
-
for 4 basis











January 2, 1995





issuance of 11,290,003 common





shares to purchase Carcis





U.S.A., Inc.
11,290,003
110
559,890
-
560,000






April 24, 1995





cancellation of 7,200,000 common





shares issued for Garcis





U.S.A., Inc.
(7,200`000)
(109)
559,890

(559`999)






May 1, 1995





issuance of 5,400,000 common





shares at $.50 to Garcis





Meico for Trademark and rights
5,400,000
54
2,699,946

2,700,000






June 29, 1995





issuance of 1,558,881 common





shares to settle debt of





Garcis U.S.A., Inc. (Wyoming)
1,558,881
1


1






June 29, 1995





issuance of 2,412,286 common





shares to settle debt of $844,300
2,412,286
24
844,276

844,3000






June 30, 1995





operating loss for the 9 months





ended June 30, 1995



(556,454)
(556,454)

----------------
---------------
---------------
---------------
----------------
Balance - June 30, 1995
14`079`056
$   254
$  5,438,109
$2,718,186)
$  2,720,217

===========
==========
===========
============
============


Garcis, U.S.A., Inc.
(A Development Stage Company)
Notes to Financial Statements
As at June 30, 1995




1. On April 24, 1995 the Company cancelled 7,200,000 common Class A shares of the 11,290,003 of same issed to purchase Garcis, U.S.A., Inc. (Wyoming).
 The Remainder of the shares so issued were written down to a nominal value of $1. The Company will deal directly with Garcis Mexico for the trademark and marketing rights to the Garcis Line of sports and athletic shoes for North America.

2. On May 1, 1995, the Company issued 5,400,000 common Class A shares to Garcis Mexico to secure the rights as in (1) above.

3. On June 29, 1995, the Company issued a total of 3,971,167 common Class A shares to settle certain debts of Garcis, U.S.A., Inc. (Wyoming) (which it had guaranteed) and debts of its own, totalling $844,300.










Item 2.  Management's Discussion and Analysis or Plan of Operation.


a. The company and Corporate Relations Group (CRG) mutually agreed to terminate their agreement dated July 20, 1995. CGR has agreed to return all of the shares delivered to them and in the meantime, the company will continue to look for their replacement. (Termination Letter attached as Exhibit A)

b. The company has concluded an agreement with Backcourt, Inc. who, effective September 1995, will replace Select Financial Corp. as the exclusive distributor for the private label products. (Agreement attached as Exhibit B)

c. The company has now relocated to a new warehouse and office located at 5002 South 40th Street, Suite A, Phoenix, Arizona. Phone number
 (602) 437-5422.

In addition, the company was able to negotiate out of its office and warehouse lease located at the Scottsdale Industrial Park with no future liabilities to the company. (Attached is a copy of the lease identified as Exhibit C)

d. The Continental Indoor Soccer League (CISL) has served the company and other defendants on September, 1995 with a law suit. The company has now hired legal council to defend this action.

e. The company, on August 29, 1995, signed a Letter of Intent with Ibarrey, S.A. of Mexico to purchase their apparel manufacturing company. (Attached is a copy of the letter of Intent identified as Exhibit D)

f. Outside corporate counsel, Sergei Klimow, agreed to act as administrative officer for the company during the transition period occasioned by the above discussed changes.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:
A, B, C, and D

(b) Reports on Form 8-K
As filed by the company on October 1, 1993; November 9, 1993 and December 20,
 1994, July 5, and asAmended September 25, 1995 (Attached): and incorporated by reference hereto.


















Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


					Garacis, U.S.A., Inc.



					By:  Sergei Klimow,
     V.P. and Corporate Counsel












































EXHITBIT  A

CRG

Corporate
Relations
Group, Inc.

September 20, 1995

Richard E. Wensel
Garcis U.S.A. Inc
9700 N. 91s t St., Suite B-111
Scottsdale, AX  85258

Re:  Lead Generation/Corporate Relations Agreement
       Dated July 20, 1995 (Corporate Relations Group, Inc.)

Dear Mr. Wensel:

Please be advised that I am corporate counsel for Corporate Relations Group, Inc., of Winter Park, Florida, with who Garcis U.S.A. Inc. entered into a Lead Generation/Corporate Relations Agreement on July 20, 1995.

Unfortunately, within one month of that date, CRG was contacted by an SEC attorney, Kevin Edmondson, who demanded production of all material sent to us by Garcis, as well as copies of a news release and a MoneyWorld article which we had printed,  previously approved by Garcis U.S.A. Inc.

While Mr. Edmondson would not give us the specifics of the SEC investigation, he did imply that the materials released by Corporate Relations Group, Inc. contained inaccuracies unacceptable to the SEC. I am certain that you can understand that these allegations were equally disturbing to CRG since its continued viability as a financial public relations concern depends on its reputation for conducting accurate and ethical public relations campaigns.

Please note that paragraphs 1, 2 and 3 of the Lead Generation/Corporate Relations agreement state that CRG must rely on and assume the accuracy of the information (provided by the client). It is further stated that the Client will agree not to omit any facts necessary, so that statements made on behalf of the Client are not inaccurate or misleading, and state that the client covenants and warrants that any information submitted for dissemination would be truthful and in compliance with all copyright laws as well as other applicable laws and regulations.

1802 Lee Road, Suite 301
Winter Park, Florida 32789
(407) 628-5700
(800) 444-4980
Fax: (407) 628-0807
Richard E. Wensel
September 20, 1995
Page   two



As the current SEC investigation of Garcis U.S.A. Inc. raises the appearance of impropriety, please accept this letter as notice that CRG considers Garcis to be in material breach of the agreement of July 20, 1995, and that CRG will no longer honor its commitment to Garcis under said agreement.

Also, please be advised that CRG will timely return all shares of stock and/or moneys provided to it by Garcis, with the exception of those moneys earned by the efforts of CRG's creative personnel, as well as the cost of publication and mailing of the Garcis message in the news release and the October, 1995 issue of MoneyWorld. A detailed statement will be provided to Garcis for all moneys retained by CRG.

Again, we are sorry that such an unfortunate incident mandates that the above stated action be taken by CRG. Should you have any questions or comments concerning this matter, please do not hesitate to contact me.

Sincerely,

(Signature)
Len Aronoff, Esq.


LA:mbs
























EHIBIT  B

DISTRIBUTOR AGREEMENT

A. THIS AGREEMENT, herinafter referred to as "Agreement," is dated for reference the 6 th day of September, 1995, and is between:

1. GARCIS U.S.A., INC., a Colorado corporation with an address at 8340 East Raintree Drive, Suite B-6, Scottsdale, AZ 85260, hereinafter referred to as "Company."

AND:

2. BACKCOURT INC., an Ohio corporation with an address of 4970 Wagner Ford Road, Dayton, OH 45414, herinafter referred to as "Distributor."

B. RECITALS:

1. Company is in the business of producing, manufacturing and marketing private label athletic footwear and apparel.

2. Company in engaged in the manufacture and distribution of Products," hereafter defined, andDesires to develop the market for these Products in the "Territory," hereafter defined. Distributor has expertise in the Territory and marketing techniques therein, and agrees to develop the market for these Products throughout the Territory subject to the terms and conditions hereof.

3. Company desires to establish Distributor as the sole and exclusive distributor for the private label Products in the Territory upon the terms hereinafter set forth, and Distributor desires to distribute Products for Company.

NOW, THEREFORE, IN CONSIDERATION OF THE TERMS, CONVENATES,
CONDITIONS,AND MUTUAL PREMISES AND PROMISES CONTAINED
HEREIN, THE PARTIES HERETO AGREE AS FOLLOWS:

C. INCORPORATION OF RECITALS AND DEFINITIONS:


1. Incorporation of Recitals. The parties hereto acknowledge the accuracy and correctness of the recitals set forth above, which are incorporated in this Agreement. Company represents and warrants that the statements in Recital B are true and accurate.

2. Definitions. As used in this Agreement, the following terms and phrases have the following meanings:





Distributor Agreement                                          							Page 1








2.1 "Contract Year": Any twelve-month period beginning with the date of this Agreement or any anniversary of that date which is within the term of this Agreement.

2.2 "Territory": The territory consists of all the geographic areas in the USA.

2.3 "Products": The products Company will will supply to Distributor pursuant to this Agreement as specifically described in the Company's current distributor's price list, attached hereto as Exhibits A and B.

2.4 "Licensed Indicia": Means the names, symbols, designs, and colors of the Colleges, Universities, publis and/or private schools, hereinafter all such aforementioned entities referred to collectively as "Organizations," including without limitation, the trademarks, service marks, designs, team names, nicknames, abbreviations, city and/or state names in the appropriate context, slogans, logographics, mascots, seals and other symbols which have come to be associated with or refer to the respective Organizations. Licensed Indicia includes those currently used and/or displayed on Company's Products and any Licensed Indicia adopted hereafter and approved for use and/or display on Company Products by the respective Organizations. Any such newly adopted Organizations' Licensed Indicia shall be deemed to be additions to Company's Licensed Indicia and shall be subject to the terms and conditions of this Agreement and the licensed indicia agreements Company has entered into with the respective Organizations, such licensed indicia agreements hereinafter referred to as "Licensed Indicia Agreements."

D. APPOINTMENT OF DISTRIBUTOR

1. Appointment of Distributor. Subject to Distributor placing an initial order asDescribed in Section D, 2.3, Company hereby appoints Distributor, and Distributor hereby accepts its appointment by Company as an exclusive (within the Territory) distributor for the Territory during the to: (i) serve as Company's exclusive private label distrbutor to solicit orders for the Products; and (ii) develop additional sales and marketing arrangements with respect to the sales and distribution of the Products in the Territory (subject to Company's approval in writing).

2. General Terms of Disributorship. The terms of this distributorship are set forth in this Agreement . As a general matter, Distributor shall purchase its requirements for the Products and Company shall supply to distributor its requirements for Products at the prices set forth herein.





Distributor Agreement                                          							Page 2


2.1 Distributor shall have the right to place orders with Company for such quantities as in its discretion it may require from time to time. Distributor shall maintain adequate sales, service, inventory and sales representatives to service the Territory. The Company in consultation with the Distributor shall determine what constitutes adequate.

2.2 Company will give careful consideration to Distributor's Orders for the purchase of the Products, but all such orders shall be subject to Company's written acceptance at it address in its sole and absolute discretion. All accepted orders, whether or not delivery dates are specified therein, shall be subject to delays or failures in manufacture or in delivery due to any cause beyond the reasonable control of the Company.

2.3 Distributor's appointment is conditioned upon Distributor placing an initial order as described on Exhibit D and immediately taking delivery and paying up front $30,003.76 for 1130 pairs of shoes. The Distributor agrees to put forth its best efforts in order to sell the balance of the Private Label Athletic Shoes described in Exhibit C.

E. PRICES FOR  PRODUCTS:

1. Prices. Until changed, Company shall apply Products to Distributor at the prices set forth in the Company published price list for distributors. The prices charged by Company to Distributor shall not exceed the most favorable price charged by Company to any of its customers, if on the same terms and conditions.


2. Modification of Prices. The price for the products and each of them shall be initially set forth in the Company's published price list for distributors and shall be increased or decreased as Company sees fit. Any such increase and/or decrease shall become effective for future orders submitted on or after the thirtieth (30 th) day after notice of such price change. In the event of a material price increase by Company, Distributor may upon ten (10) days written notice to Company terminate this Agreement without liability.

3. Shipping and Handling. Company assumed the risk of loss until the shipment is delivered to the Distributor or delivery point designated by the Distributor. Title shall pass upon delivery. All costs of transportation from Company to distributor shall be borne by the Distributor. Therefore, Company will bill distributor for cost of transportation and handling, Distributor's costs of transportation and handling will be due and payable at time of delivery.









Distributor Agreement                                          							Page 3


F. RESPONSIBILITIES OF DISTRIBUTOR:

1. Mimimum Annual Purchases. Distributor agrees to purchase from Company Certain minimum dollar quantities of Products at wholesale in the aggregate during each Contract Year. If Distributor fails to purchase from Company at leaset $250,000 worth of Products at wholesale in the aggregate during each Contract Year, Company may terminate this Agreement by giving sixty (60) calendar days advance written notice.

2. Licensed Indicia Ownership and Compliance. Distributor acknowledges and agrees herein Licensed Indicia of the respective Organizations are of great value of the good will of the respective Organizations, and that such Licensed Indicia have secondary meaning associated with each. Further, Distributor agrees it is the responsibility of Distributor to comply fully with all terms and conditions of solicitation, marketing, display, advertising, distribution and/or any other conditions and/or limitations as set forth by each of the respective Organizations in Licensed Indicia Agreements with Company.

3. Sales Effort and Representatives. Distributor shall use its reasonable efforts to solicit and procure orders for Products within the Territory during the term of this Agreement, Distributor will use its best efforts to maintain sufficient sales representation to properly service its Territory.

4. Pay Costs. Distributor will pay the entirety of its own costs, expenses, and taxes in effectuating Distributor's obligations under this Agreement.

5. Marketing Information. Distributor will provide to Company at least quarterly, and at other times as may be reasonably requested by Company, information concerning the sale by Distributor of the Products and such information as Distributor may obtain in the ordinary course of its business regarding the sales of products that compete with the Company Products.

6. Copyrights. Company licenses Distributor to use its copyrights during the term. Distributor agrees to use the copy rights correctly and to include in all packaging and advertising copy the proper notification of the copyrights of Company.

7. Distributor Advertising. Distributor agrees to devote a sufficient amount of its advertising resources to the promotion of Products to create a market demand sufficient to enable Distributor to purchase amounts of Products in excess of the minimum purchase requirements set forth in Section F, 1. Distributor is responsible for the content of all such advertising and agrees to indemnify Company and hold it harmless of and from any and all liability, claims, or damages arising form the content of that advertising, unless based upon a claim or warranty made by company to Distributor or a third party regarding the Products, or based on advertising provided by Company.



Distributor Agreement                                           Page 4


8. Placing of Orders.  Orders by Distributor for Products shall be placed on
a Company order form or other form approved by Company.   A request for
quotation by Distributor or a written quotation from the Company is not an order, Company will inform Distributor of the estimated date of shipment for each order.

9. Product Improvements. Distributor shall advise Company of any improvement on Products of the Company that are made by Distributor or its employees to the Products and all such improvements shall belong to and be the property of Company.

10. Marketing Cooperation. Distributor shall cooperate with Company in fulfilling any requirements of law regarding the marketing of Products.


G. RESPONSIBILITIES OF COMPANY:

1.	Shipment Responsibilities.  Company shall ship, or case to be shipped, orders placed by Distributor in a timely manner and in accordance with reasonable instructions provided by Distributor.

2.	Product Warranty.  Company warrants that the quality of the Products supplied to Distributor will be comparable to the samples previously furnished and sold to the Distributor and that the Products sold pursuant to this Agreement will be free from defects in material and workmanship for thirty (30) days from date of sale by Distributor to Distributor's customer. All claims that Product(s) delivered to Distributor or its customers under this Agreement do not comply with the warranties set forth in this paragraph must be made in writing within a reasonable time after receipt of the Product
(s), and specify the amount and type of Product(s) affected. Company shall replace the defective Product(s) as Company shall choose, within a reasonable time after receipt of the defective Product(s) by the Company.

2.1 DISCLAIMER: THE WARRANTIED SET FORTH HEREIN ARE IN
LIEU OF ANY AND ALL OTHER WARRANTIES EXPRESSED OR
IMPLIED, INCLUDING THE WARRANTY OF MERCHANTABILITY
AND FITNESS FOR A PARTICULAR PURPOSE.  DISTRIBUTOR
ACKNOWLEDGES THAT NO OTHER REPRESENTATIONS WERE
MADE OR RELIED UPON BY IT WITH RESPECT TO THE QUALITY
AND FUNCTION OF THE FOODS SOLD PURSUANT TO THIS
AGREEMENT,COMPANY SHALL NOT BE LIABLE FOR NORMAL
MANUFACTURING VARIATIONS FROM SPECIFICATIONS.  THIS
WARRANTY  SHALL NOT APPLY TO ANY PRODUCT WHICH




Distributor Agreement                                      Page 5




SHALL HAVE BEEN REPAIRED, OR ALTERED OUTSIDE OF
COMPANY'S FACTORY IN ANY WAY SO AS, IN PERFORMANCE NO
WHICH HAS BEEN SUBJECTED TO MISUSE, NEGLIGENCE, OR
ACCIDENT.

3.	Cooperation Between Parties or Marketing Information:  Each party agrees to cooperate with each other by supplying the other with information regarding customers, marketing representative, and marketing techniques.


4.	Product Improvements:  Company shall advise Distributor of any improvements on Products of the Company that are made by Company to the Products and all such improvements shall belong to and be the property of Company

5.	Marketing Cooperation:  Company shall cooperate with Distributor in fulfilling any requirements of law regarding the marketing of Products.

H. DURATION OF AGREEMENT AND TERMINATION:

1	Term and Renewal:  The term of the Agreement shall be two (2) years from the date as of which it is made, unless it is sooner terminated pursuant to the provisions of Section E2, or extended *which extension will be part of the term).  This Agreement shall automatically renew annually, after expiration of the initial two-year term, for additional one-year periods, unless terminated for cause as provided in Section H, 2, and Company or Distributor shall give written notice of nonrenewal for cause at least sixty (60) days in advance of the expiration of the term hereof.

2.	Termination for Cause:  This Agreement shall terminate during any term or period hereof with or without any notice upon the happening of any of the following events:

2.1	Distributor's orders being less in any contract year than the minimum amount set forth in Section F,1, and upon sixty (60) day written notice by Company Distributor fails to purchase additional Products sufficient in quantity to meet the minimum amount in aggregate as set forth in Section
F,1.

2.2	Either party going into bankruptcy, making an assignment for the benefit of creditors, or being adjudicated insolvent.
2.3	An attempted assignment by Distributor or its rights under this
Agreement without the express and precious written consent of Company.




Distributor Agreement                                       Page 6




2.4	Distributor's manufacturing for itself any of the Products that it is to purchase from Company pursuant to this Agreement, except if expressly permitted herein or in writing.

2.5	Either party's defaulting in any other of its obligations pursuant to this
Agreement and not curing the default within thirty (30) calendar days after being advised in writing of the nature of the default

3. Obligations on Termination: All indebtedness of Distributor to Company for Products sent or in transit to Distributor or its customers. Company shall have the obligation to repurchase all Products or any portion of the Products sold to Distributor and not resold by Distributor as of the termination of this Agreement.


I. RELATIONSHIP BETWEEN PARTIES:

IT IS AGREED BY BOTH PARTIES OF THIS AGREEMENT THAT THE
FOLLOWING SHALL CHARACTERIZE THEIR RELATIONSHIP UNDER THIS
AGREEMENT:

1. Legal Relationship. Nothing contained in this Agreement shall in any manner whatsoever constitute either party to be the partner, agent or legal representative of the other party, nor creat any fiduciary relationship between them for any purpose whatsoever.

2. Authority To Act. Neither party shall have any authority to act for or to assume or incur any obligations or responsibilities on behalf of the other party except as may be, from time to time, agreed upon in writing between the parties or as otherwise expressly provided.

3. Assignability. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective assigns, legal representatives, executors, heirs and successors, provided, however, that no party hereto shall have the right to assign any right hereunder or to delegate any obligation hereunder, in whole or in part, without the prior written consent of the other parties hereto, and any attempt to do so shall be voided, provided, however, that if a party has complied fully with terms and conditions of this Agreements, that party may assign or transfer its rights hereunder, however, such assignee or transferees shall be subject to the terms and conditions hereof.

4. Terminology. All captions, heading, or titles in the paragraphs or sections of this Agreement are inserted for convenience of reference only and shall not constitute a part of this Agreement or a limitation of the scope of the particular paragraph or section to which they apply. All personal pronouns used in this Agreement,



Distributor Agreement                                         Page 7

whether used in the masculine, feminine, or neuter gender, shall, where appropriate, include all other genders and the singular shall include the plural and vice versa.

5. Counterparts. This Agreement may be executed in two (2) or more counterparts, each of which shall be deemed to be an original as against any party whose signature appears thereon, and all of which together shall constitute one and the same agreement. This Agreement shall become binding when one or more counterparts have been signed by each of the parties hereto and delivered to the other parties hereto.

6. Construction. The parties acknowledge that each party was represented by legal counsel, or had the opportunity to be represented by legal counsel, in connection with this Agreement and that each of them and their counsel have reviewed and revised this Agreement, or have had an opportunity to do so, and that any rule of construction to the effect that ambiguities are to be resolved against the drafting party shall not be employed in the interpretations of this Agreement or any amendments.

7. Amendment, Modification, or Waiver. No amendment, modification, or waiver of any condition, provision,or term of this Agreement shall be valid or of any effect unless made in writing, signed by the party or parties to be bound, and specifying with particularity the nature and extent of such amendment, modification, or waiver. Failure on the part of any party in default, irrespective of how long such failure continues, shall not constitute a waiver by such party of its rights hereunder. Any waiver by any party of any default of another party shall not affect or impair any right arising from any other or subsequent default. Nothing herein shall limit the remedies and rights of the parties hereto under and pursuant to this Agreement.

8. Notices. All communications or notices required or permitted to be given or served under this Agreement shall be in writing and shall be deemed to have been duly given or made if: (i) delivered in person or by courier (e.g. Federal Express), (ii)deposited in the United States mail, postage prepaid, for mailing by certified or registered mail, return receipt requested; or
(iii) telecopied and addressed to the intended recipient at the address and/or the telecopy number set forth below such parties signature at the end of this Agreement. All communications and notices shall be effective upon delivery in person or by courier, three (3) days after being deposited in the United States mail or two (2) hours after being telecopied, if telecopied during regular business hours, as the case may be. Any party may change his or her address and/or telecopy number b giving notice in writing, stating his or her new address and/or telecopy number, to all the other parties in the foregoing manner.

9. Severability Provisions; Enforceability. Each provision of this Agreement is intended to be serverable. If any provision hereof shall be declared by a court of competent jurisdiction to be illegal, unenforceable, or invalid for any reason whatsoever, such illegality, unenforceability or invalidity shall not affect the validity of the remainder of this Agreement.


Distributor Agreement                                         Page 9



10. Governing Law. This Agreement shall be deemed to be made under and for all purposed, to be governed by and construed in accordance with the laws of the State of Arizona. Further, it is agreed that if any legal action or other proceeding is brought for the enforcement of this Agreement, or other proceeding is brought for the information of this Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any of the provisions of this Agreement, the prevailing party or parties shall be entitled to recover, from the party or parties involved in such dispute, breach, default or misrepresentation and not prevailing, reasonable attorney's fees and other costs incurred in that actions or proceeding, in addition to any other relief to which they be entitled.

11. Authority to Sign. Any individual signing below on behalf of a corporation, partnership, or other entity hereby personally represents that he or she has full authority to bind the party or parties on whose behalf he or she is signing.


J. IN WITNESS WHEREOF the parties of this Agreement have set their hand and executed this document the (7 th) day of (September), 199 (5)


GARCIS U.S.A. INC		                       		BACKCOURT. INC.

BY  (SIGNATURE FOR GARCIS)                   BY:  (SIGNATURE FOR BACKCOURT

























Distributor Agreement                                          Page9
GARCIS



EXHIBIT  A


Model
Description
Wholesale
Sugg. Retail
2065
High Tech Cross Trainer
 $             28.80
 $                      79.95
2001-S
Safety Shoe Steel Toe
 $             26.40
 $                      64.95
2001
Safety Shoe
 $             25.40
 $                      59.95
4042
Women's Kiss Sole
 $             24.88
 $                      69.95
4040
Women's Tennis
 $             21.80
 $                      64.95
4501
Women's High Top
 $             23.76
 $                      69.95
6018
Children's Shoe
 $             19.56
 $                      59.95









NOTE:  1.  Allow 6-8 weeks for delivery upon receipt of approved artwork.
2. The above prices are F.O.B. Scottsdale, Arizona all applicable taxes are extra.



























EXHIBIT B


GARCIS





 Suggested


 Dealer Cost
 Retail

Jersey



La Piedad
 $                 12.95
 $                  25.95

Neon
 $                 12.95
 $                  25.95

Prime
 $                 12.95
 $                  25.95

Dixon
 $                 11.59
 $                  22.50

Inter Tijuana
 $                 11.50
 $                  22.50

Europa
 $                   9.95
 $                  19.95

Monaco
 $                   9.95
 $                  19.95





Shorts



Loose
 $                   9.95
 $                  19.95

Pressit
 $                   9.95
 $                  19.95

Astroc
 $                   9.95
 $                  19.95

Cup 94
 $                   8.50
 $                  16.50

Olympique
 $                   8.50
 $                  16.50

Plain
 $                   6.95
 $                  13.95





Sweats



Moon Jacket
 $                 18.50
 $                  36.50

Access Jacket
 $                 18.50
 $                  36.50

Realistic Jacket
 $                 18.50
 $                  36.50

Pants
 $                 11.50
 $                  22.50

Clasico Jersey
 $                 10.50
 $             2,100.00

Clasico Pants
 $                   9.50
 $                  18.50

Socks
 $                   3.00
 $                   6.00




Note: The above prices are F.O.B. Scottsdale, Arizona - all applicable taxes are extra










EXHIBIT C


Inventory List


TO:   Backcourt, Inc						Date:  9/7.95
          Wagner Ford Road
           Dayton, OH  45414


                                        SHIP TO:


ITEM
DESCRIPTION/SIZES
QUANTIT
Y
UNIT PRICE
TOTAL





4042
Texas
61
 $      24.88
 $              1,517.68
4503
Mercedes Benz
70
 $      24.88
 $              1,741.60
4505
Bowie
96
 $      24.88
 $              2,388.48
4504
Mirage
408
 $      24.88
 $             10,151.04
4507
Team USA
240
 $      24.88
 $              5,971.20
4508
Westlake
96
 $      24.88
 $              2,388.48
4510
Texas A & M
30
 $      24.88
 $                 746.40
4511
Baylor
60
 $      24.88
 $              1,492.80
4514
Mercedes Benz (no emboroidery)
69
 $      24.88
 $              1,716.72
4513
Hooter
240
 $      24.88
 $              5,971.20
4517
Southwest
2236
 $      24.88
 $             55,631.68

Women's Total
3,606

 $             89,717.28





2551
Mercedes Benz Work
250
 $      25.40
 $              6,350.00
2550
Southwest Work
231
 $      25.40
 $              5,867.40
2517
Southwest Mens
114
 $      28.80
 $              3,283.20
2502
Texas Longhorn
253
 $      28.80
 $              7,286.40
2503
Mercedes Benz Men
32
 $      28.80
 $                 921.60
2504
Mirage Men
203
 $      28.80
 $              5,846.40
2505
Bowie
23
 $      28.80
 $                 662.40
2507
Team USA
80
 $      28.80
 $              2,304.00
2508
West Lake
18
 $      28.80
 $                 518.40
2510
Texas A & M
239
 $      28.80
 $              6,883.20
2511
Baylor
125
 $      28.80
 $              3,600.00
2513
Hooters
69
 $      28.80
 $              1,987.20
2514
Mercedes Benz (w/o embroidery)
100
 $      28.80
 $              2,880.00

Men's Total
1737

 $             48,390.20

GRAND TOTAL
5343

 $           138,107.48











Exhibit D

Items to be delivered at time of signing agreement.


Model
Pairs
Description
Price
Total
20065
452
High Tech Cross Trainer
 $   28.80
 $ 13,017.60
2001
226
Safety Shoe
 $   25.50
 $  5,740.40
4042
452
Women's Kiss Sole
 $   24.88
 $ 11,245.75





TOTAL
1130


 $ 30,003.76












































































































































































ADDENDUM TO LEASE






















ADDENDUM "A" TO LEASE

This shall be ADDENDUM "A" TO THAT CERTAIN Lease Agreement dated the 12 t h day of May, 1995, by and between Northeast 8, L.L.C. an Arizona Limited Liability Company, herein after referred to as Lessor, and Garcis USA
Inc. hereinafter referred to as Lessee. In the event of any conflict between the terms and conditions of the Lease and this Addendum, the provisions of this Addendum shall control.

49. Term:  This Lease shall be for three (3) years commencing
 November 1, 1995 or issuance of a certificate of occupancy by the City of Scottsdale. The rental rate for the term of the Lease shall be as follows:

Months 1 - 12           $0.68 per square foot per month plus common area
maintenance charges and applicable sales taxes.

  Months 13 - 24	$0.70 per square foot per month plus common area maintenance charges and applicable sales taxes.

  Months 25 - 36	$0.72 per square foot per month plus common area maintenance charges and applicable sales taxes.

50. This lease shall be voidable by Lessee if the Landlord cannot deliver the property for occupancy as evidenced by a certificate of occupancy issued by the City of Scottsdale within two hundred and ten (210) days from the Issuance of a building permit by the City of Scottsdale.

51. In no event shall tenant improvement costs exceed fifty thousand ($50,000.00) dollars. Tenant improvements costs shall generally be defined as carpet, base, partition walls, window coverings, restrooms, paint, electrical outlets, lighting and air conditions or evaporative cooling. See Exhibit "A" attached.

52. This lease is conditioned upon close of escrow by the Lessor of Lot 9 Scottsdale Industrial Park.

53. Lessor to provide Lessee option to purchase completed industrial building described herein for twelve (12) months from issuance of the City of Scottsdale building permit. Should Lessee exercise this option, the buyer will take title in the name of Chase Investment Inc. Purchase price would be seven hundred thousand dollars ($700,000.00) on a full cash sale or upon other terms and conditions acceptable to Seller.

54. Lease commission for the full cash value of the three year lease at 6 percent (6%) commission is fifteen thousand, two hundred and ninety-nine dollars ($15,299.00) to be shared equally by Omni Management Group, Inc., who represents Lessor and Cuellar Realty Services, Inc., who represents
Lessee. Should Lessee elect to purchase subject property described as Lot 9, Scottsdale Industrial Park, then Lessor agrees to pay six percent (6%) commission based on the total sales price in case at close of escrow and shared equally, less any unmentioned portion of lease commission already paid to Omni Management Group, Inc. and Cuellar Realty Services, Inc. The sales commission referred to herein shall apply through the "Option to Purchase Period" only.

EXECUTED as of the date first above written:


LESSOR:                               	LESSEE:

Northeast 8, LLC                       	Garcis USA, Inc.,
An Araizona Limited Liability Company  	A Colorado Corporation

(Signatures)                           	(Signatures)

Dated:   5-24-95







EXHIBIT D
LETTER OF INTENT


          It is the desire and mutual interest of the parties herein, Garcis U.S.A., Inc., (Garcis) and Ibarrey, S.A., (Ibarrey) to enter into an agreement (the Agreement) according to the terms and conditions contained herein. Garcis desires to purchase one hundred per cent (100%) of the outstanding shares in Ibarrey and Ibarrey desires to be a fifty percent (50%) shareholder in Garcis. To accomplish the mutual goals of this agreement Garcis shall:

Pay the sum of $4,500,000 to Ibarrey for one hundred percent (100%) of the outstanding stock. The purchase price and allocation of the purchase price shall be as follows:


$2,000,000, without interest, to be allocated for real estate, equipment, fixtures, inventory, and accounts receivable. Said sum to be paid in monthly installments. The amount of the monthly installment shall be fifty percent (50%) of the gross profit of uniform sales in the United States and Canada (minus freight and duty), with the unpaid balance due and payable sixty (60)
 months from execution of the final Agreement;

$2,500,000, approximately, to be allocated for trademarks and goodwill, and paid by transferring approximately 13,000,000 shares of Garcis or fifty percent (50%) of the outstanding stock to Ibarrey.

Ibarrey shall provide to Garcis its latest financial statements and appraisal of assets. If such appraisal is less than $2,000,000, then the cash payment due Ibarrey shall be reduced by the amount of shortfall reflected in the appraisal.

Garcis shall execute an order for $90,000 of merchandise from Ibarrey upon execution of the final Agreement.

This Agreement is subject to the approval of the Board of Directors of Garcis.

Dated August 29, 1995

GARCIS


(signature)
by Maxe Zendejas, President

IBARREY

(signature)
by Jose Ibarrea De La Paz, President




EXHIBIT - 8K SUPPLEMENT
KLIMOW                                   8711 E Pinnacle Peak Road  No.171
  And                                   Scottsdale, Arizona USA 85255
Associates, P.A.                      Tel. (602) 585-1773  FAX (602) 585-4707



September 25, 1995



Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549
Filing Des, Stop 1-4

Re:  Garcis U.S.A., Inc.
       Commission File No. 0-18912



Gentlemen:

The form 8-K filed July 5, 1995 is supplemented by the following information offered as:

(1) Richard Wessel, CEO and Chairman of the Board should be referred to as having attended Arizona State Collage (now Arizona State University), Tempe, Arizona.

(2) Max Zendejas, President, should be referred to as having attended the University of Arizona, Tucson, Arizona.

(3) Robert Palm, should have been included as a person known by the company who owns or beneficially controls other entities with more than five percent of the total issued and outstanding stock having at the time of filing 6.7% of said stock.



Sincerely,

(signature)
Sergei N. Klimow
Attorney for Garcis U.S.A., Inc.