Form 10QSB/A
period 1995-06-30
GARCIS USA INC
filed 1998-09-04
CIK 869802

As filed with the United States Securities and Exchange
Commission




             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549





                         Form 10-QSB


    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (E)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30 1995
Commission File No. 0-18912

                    Garcis, U.S. A., Inc.
                          FORMERLY
                   THE QUESTEX GROUP, LTD.
     (Exact name of registrant as specified in charter)


     COLORADO                                   84-1155352
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

5002 South 40  th Street, Suite A
Phoenix, AZ                                      85040
(Address of Principals Executive Offices)     (Zip Code)

                        602-437-5422
      (Registrants Telephone No. including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
              Yes           NO  X

     The number of shares outstanding of each of the registrants classes of common equity, as of June 30, 1995 are as follows:

    Class of Securities                       Shares
Outstanding Common Stock,
  par value $.00001                          14,079,056























                    GARCIS, U.S.A., INC.
                (A Development Stage Company)
                    Financial Statements
      For the Nine Months Ended June 30, 1995 and 1994

                         (Unaudited)













































                            INDEX



                                                               Page of Report

     Financial Statements
     Unaudited Consolidated Balance Sheets:
     As of June 30, 1995 and 1994 ......................................... 1

     Unaudited Consolidated Statements of Loss and Deficit:
     For the three months ended June 30, 1995 and 1994 .................... 2

     Unaudited Consolidated Statements of Cash Flow:
     For the Three months ended June 30, 1995 and 1994 .................... 3

     Unaudited Statement of Changes in Stockholders Equity
     For the Three months ended June 30, 1995 and 1994 .................... 4

     Managements Discussion and Analysis
     of Plan of Operation ................................................. 5



OTHER INFORMATION

     Exhibits and Reports on Form 8-K
























































            Unaudited Consolidated Balance Sheets

                As of  June 30, 1995 and 1994










































Garacis, U.S.A., Inc.
(A Development Stage Company)
Balance Sheet
As at June 30, 1995
(Unaudited)
                              1995             1994
ASSETS

Current Assets
Accounts Receivable          $        -   $     25,000
Inventory                        86,862              -
Prepaid expenses (rent)          16,019              -
Advances                              -              2
                          -------------- --------------
                                102,881         25,002

Investment in Shares                  1      1,200,000
(note 1)
Investment in Trademarks      2,700,000              -
and Rights (note 2)
Organization Costs                  384            284
                          -------------- --------------
                            $ 2,803,266   $  1,225,386
                           ============= ==============
LIABILITIES

Current Liabilities
Due to banks                $    13,463   $          -
Accounts Payables                69,587         12,786
                          -------------- --------------
                                 83,049         12,786
                          -------------- --------------
SHAREHOLDERS EQUITY
Common Stock
1000,000,000 Class A
common share $0.00001
par value authorized

Issued and outstanding -
14,079,056 (1994 -7,563,344)        294            213


Paid in Capital in Excess
Of Par Value                  5,438,109      3,225,721
                          -------------- --------------
                              5,438,403      3,225,934

Deficit Accumulated During
The Development Stage        (2,718,186)    (2,013,334)
                          -------------- --------------
Shareholders' Equity          2,720,217      1,212,600
                          -------------- --------------
                          $   2,803,266    $ 1,225,383

























   Unaudited Consolidated Statements of  Loss and Deficit

      For the Three Months Ended June 30, 1995 and 1994











































Garcis, U.S.A., Inc.
(A Development Stage Company)

Statement of Loss and Deficit
For the Nine Months Ended June 30, 1995 and 1994
(Unaudited)

                                    1995             1994
Revenue
Sale of Shoes                  $    (5,087)        $     -
Cost of Goods Sold                   1,940               -
                                   -------------- ---------
Gross Profit                        (3,147)            Nil

General and Administrative Expenses

Legal and audit fees                61,281            6,460
Consulting Fees                          -           68,600
Office Facilities and rent           3,682            5,946
Travel and Promotions               21,894            1,622
Promotional Advertising            102,700                -
Bad Debts Expense                        -           19,000
                                   -------------- ----------
                                   189,557          101,628
                                   -------------- ----------
Operating Loss                     186,410          101,628
                                   -------------- ----------

Other (Income) Expense

Common stock previously issued to
 settle debt of Tactile Signage, Inc.
 returned to Treasury             (231,394)               -
Loss on disposal of Tactile
 Signage, Inc.                           -        1,040,441
Loss on disposal of Garcis,
U.S.A., Inc. (Wyoming)              601,438               -
Adjustment to purchase of Tactile
Signage, Inc.                             -         453,461
                                  -----------   ------------
                                    370,044       1,493,902
                                  -----------   ------------
Loss for the Period                 556,454       1,595,530
Deficit - Beginning of the
 Period                           2,161,732         417,804
                                  -----------   ------------
Deficit - End of Period        $  2,718,186     $ 2,013,334
                               ==============  ==============
































       Unaudited Consolidated Statements of Cash Flow
    For the Three Months Ended on June 30, 1995 and 1994











































Garcis, U.S.A.,Inc.
(A Development Stage Company)
Statement of Changes in Financial Position
For the Nine Months Ended June 30,
1995 and 1994
(Unaudited)
                                          1995                 1994
Cash Provided by (Used for)

Operating Activities
Loss for the Period                   $    (186,410)      $   (101,628)
Net Changes in non-cash working
capital items -
  Accounts Receivable                              -            23,214
  Inventories                               (86,862)           126,874
  Prepaid expenses (rent)                   (16,019)                 -
  Accounts Payable                          (12,034)          (195,601)
  Unearned Revenue                                 -          (376,471)
  Notes Payable                                    -          (539,454)
  Loan Payable                                     -            (8,000)
                                          --------------    ------------
                                           (301,325)        (1,071,066)
                                          --------------    ------------
Investing Activities
Property, plant and equipment                      -           326,724
Product development costs                          -           418,597
Cancellation of Green River Coal Purchase          -        11,400,000
Deposits                                           -             6,850
Investment in shares                             (1)        (1,200,000)
Adjustment to purchase of Tactile Signage, Inc.    -           736,911
Loss on disposal of Tactile Signage, Inc.          -        (1,040,441)
Recovery of loss on disposal of Tactile
Signage, Inc.                                231,394                 -
Loss on disposal of Garcis,
 U.S.A.,Inc. (Wyoming)                      (601,438)                -
Purchase of trademarks and rights         (2,700,000)                -
                                           -------------- --------------
                                          (3,070,045)      10,648,641
                                           -------------- --------------
Financing Activities
Cancellation of common stock issued
 For Green River Coal                               -     (11,400,000)
Cancellation of common stock issued
 For Shear, Inc.                                    -        (418,597)
Cancellation of common stock issued
 For Garcis, U.S.A., Inc. (Wyoming)         (560,000)               -
Issuance of common stock                   4,149,301        2,239,633
Net return of common stock to
 Treasury re: Tactile Signage, Inc.debt     (231,394)               -
                                           --------------  -------------
                                           3,357,907       (9,578,964)
                                           --------------  -------------
Decrease in Cash for the Period              (13,463)          (1,389)

Cash - Beginning of the Period                     -            1,389
                                           --------------  -------------
Cash - End of the Period                $    (13,463)      $        Nil
                                           ==============  =============











































   Unaudited Statements of Changes in Stockholders Equity
      For the Three Months Ended June 30, 1995 and 1994





















Garcis, U. S. A., Inc.
(A Development Stage Company)
Statement of Stockholders Equity
As at June 30, 1995
(Unaudited)
(Continued)
                             Class A
                          Common Stock        Additional             Total
                        $0.00001 per share     Paid in            Stockholders
                         Shares    Amount      Capital  Deficit      Equity
June 30, 1994
Balances brought
 forward             7,563,344   $ 213     $3,225,721  $ 2,013,334 $ 1,212,600

July 5, 1994
Shares consolidated
 on a one new for
 4 old basis         1,890,836     213      3,225,721   (2,013,334)  1,212,600

September 16, 1994
 151,500 pre roll back
 shares returned to
 reverse Safco
 purchase             (37,900)      (2)             -             -        (2)

September 25, 1994
 212,857 common Shares
 issued to settle debt
 of $53,563           212,857         2         54,561            -     54,563

September 28, 1994
 400,000 pre roll
 back common shares
 returned to reverse
 Pam American Energy
 share purchase     (100,000)       (4)      1,199,996            -(1,200,000)

Loss for the three
 months ended
 September 31, 1994        -         -              -      (148,398) (149,398)
                    ------------------------------------------------------------------------
Total -
September 30, 1994  1,965,793       209     2,080,286    (2,161,732)  (81,237)
























Garcis, U. S. A., Inc.
(A Development Stage Company)
Statement of Stockholders Equity
As at June 30, 1995
(Unaudted)
(Continued)
                   Class A
                    Common Stock     Additional                            Total
                 $0.00001 per share   Paid in                          Stockholders'
                  Shares    Amount    Capital             Deficit          Equity

Balance brought
forward           1,965,793  $ 209    $ 2,080,286   $(2,161,732)   $   (81,237)


October 7, 1994
300,000 common
shares issued for
legal service of
$45,000             300,000      3         44,997             -         45,000


October 7, 1994
324,368 common
 shares issued
 to settle debt
 of $38,431         324,368      3          38,478            -         38,481


December 10, 1964
474,464 pre roll back
common shares issued
for debt returned
to treasury        (118,616)    (1)       (269,874)           -       (269,875)
                   ------------------------------------------------------------
                  2,471,545     214      1,893,887   (2,161,732)      (267,631)
                  -------------------------------------------------------------
December 28, 1994
 shares
 consolidated
 on one for 4
 basis              617,886      -               -             -              -

January 2, 1995
 issuance of
 11,290,003 common
 shares to
 purchase Carcis
 U.S.A., Inc.    11,290,003     110        559,890              -      560,000


April 24, 1995
 cancellation of
 7,200,000 common
 shares issued
 for Garcis
 U.S.A., Inc.    (7,200,000)   (109)       559,890              -     (559,999)

May 1, 1995
issuance of 5,400,000
common shares at $.50
to Garcis Mexico
 for Trademark
 and rights       5,400,000       54     2,699,946              -    2,700,000


June 29, 1995
issuance of 1,558,881
commonshares to settle
debt of Garcis U.S.A.
Inc.(Wyoming)     1,558,881        1             -              -            1


June 29, 1995
issuance of 2,412,286
common shares to
settle debt of
$844,300          2,412,286       24       844,276               -     844,300

June 30, 1995
operating loss for
the 9 months
ended June 30, 1995       -        -             -        (556,454)   (556,454)
                 --------------------------------------------------------------
Balance -
 June 30,1995   14,079,056    $  254    $5,438,109     $(2,718,186) $2,720,217
               ================================================================



































Garcis, U.S.A., Inc.
(A Development Stage Company)
Notes to Financial Statements
As at June 30, 1995




1. On April 24, 1995 the Company cancelled 7,200,000 common Class A shares of the 11,290,003 of same issued to purchase Garcis, U.S.A., Inc. (Wyoming). The Remainder of the shares so issued were written down to a nominal value of $1. The Company will deal directly with Garcis Mexico for the trademark and marketing rights to the Garcis Line of sports and athletic shoes for North America.

2.   On  May  1,  1995, the Company issued 5,400,000  common
     Class A shares to Garcis Mexico to secure the rights as in
     (1) above.

3.   On  June  29,  1995,  the Company  issued  a  total  of
     3,971,167 common Class A shares to settle certain debts of Garcis, U.S.A., Inc. (Wyoming) (which it had guaranteed) and debts of its own, totaling $844,300.







































Item 2.  Managements Discussion and Analysis or Plan of
Operation.


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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:
       A, B, C, and D

     (b)  Reports on Form 8-K
       As  filed by the company on October 1, 1993; November
       9, 1993 and December 20, 1994, July 5, and as
       Amended   September   25,   1995   (Attached):    and
       incorporated by reference hereto.


















                         Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Garacis, U.S.A., Inc.


                         /s/ Sergei Klimow
                         By:  Sergei Klimow,
                         V.P. and Corporate Counsel














































EXHITBIT  A

CRG

Corporate
Relations
Group, Inc.

September 20, 1995

Richard E. Wensel
Garcis U.S.A. Inc
9700 N. 91s t St., Suite B-111
Scottsdale, AX  85258

Re:  Lead Generation/Corporate Relations Agreement
       Dated July 20, 1995 (Corporate Relations Group, Inc.)

Dear Mr. Wensel:

Please  be advised that I am corporate counsel for Corporate
Relations Group, Inc., of
Winter Park` Florida, with who Garcis U.S.A. Inc. entered into a Lead Generation/Corporate Relations Agreement on July
20, 1995.

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

Also, please be advised that CRG will timely return all shares of stock and/or moneys provided to it by Garcis, with the exception of those moneys earned by the efforts of CRGs creative personnel, as well as the cost of publication and mailing of the Garcis message in the news release and the October, 1995 issue of MoneyWorld. A detailed statement will be provided to Garcis for all moneys retained by CRG.

Again, we are sorry that such an unfortunate incident mandates that the above stated action be taken by CRG.
Should you have any questions or comments concerning this matter, please do not hesitate to contact me.

Sincerely,

(Signature)
Len Aronoff, Esq.


LA:mbs































EHIBIT  B

                    DISTRIBUTOR AGREEMENT

A. THIS AGREEMENT, hereinafter referred to as "Agreement," is dated for reference the 6th day of September, 1995, and is between:

1. GARCIS U.S.A., INC., a Colorado corporation with an address at 8340 East Raintree Drive, Suite B-6, Scottsdale,
     AZ 85260, hereinafter referred to as "Company."

AND:

2. BACKCOURT INC., an Ohio corporation with an address of 4970 Wagner Ford Road, Dayton, OH 45414, hereinafter referred to as Distributor.

B.   RECITALS:

     1. Company is in the business of producing, manufacturing and marketing private label athletic footwear and apparel.

     2. Company in engaged in the manufacture and distribution of Products," hereafter defined, and Desires to develop the market for these Products in the 'Territory,' hereafter defined. Distributor has expertise in the Territory and marketing techniques therein, and agrees to develop the market for these Products throughout the Territory subject to the terms and conditions hereof.

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

     2. Definitions. As used in this Agreement, the following terms and phrases have the following meanings:





Distributor Agreement
Page 1








     2.1 'Contract Year': Any twelve-month period beginning with the date of this Agreement or any anniversary of that date which is within the term of this Agreement.

     2.2 'Territory': The territory consists of all the geographic areas in the USA.

     2.3 'Products': The products Company will will supply to Distributor pursuant to this Agreement as specifically described in the Companys current distributors price list, attached hereto as Exhibits A and B.

     2.4 'Licensed Indicia': Means the names, symbols, designs, and colors of the Colleges, Universities, publis and/or private schools, hereinafter all such aforementioned entities referred to collectively as 'Organizations,' including without limitation, the trademarks, service marks, designs, team names, nicknames, abbreviations, city and/or state names in the appropriate context, slogans, logographics, mascots, seals and other symbols which have come to be associated with or refer to the respective Organizations. Licensed Indicia includes those currently used and/or displayed on Companys Products and any Licensed Indicia adopted hereafter and approved for use and/or display on Company Products by the respective Organizations. Any such newly adopted Organizations Licensed Indicia shall be deemed to be additions to Companys Licensed Indicia and shall be subject to the terms and conditions of this Agreement and the licensed indicia agreements Company has entered into with the respective Organization, such licensed indicia agreements hereinafter referred to as 'Licensed Indicia Agreements.'
D.   APPOINTMENT OF DISTRIBUTOR

     1. Appointment of Distributor. Subject to Distributor placing an initial order as Described in Section D, 2.3, Company hereby appoints Distributor, and Distributor hereby accepts its  appointment  by Company as an exclusive  (within
          the  Territory) distributor for the Territory  during
          the  to:  (I)  serve  as Companys exclusive  private
          label   distributor  to  solicit   orders   for   the
          Products; and (ii) develop additional sales and marketing arrangements with respect to the sales and distribution of the Products in the Territory (subject to Company's approval in writing).

     2. General Terms of Distributorship. The terms of this distributorship are set forth in this Agreement . As a general matter, Distributor shall purchase its requirements for the Products and Company shall supply to distributor its requirements for Products at the prices set forth herein.

Distributor Agreement - Page 2




          2.1 Distributor shall have the right to place orders with Company for such quantities as in its discretion it may require from time to time. Distributor shall maintain adequate sales, service,inventory and sales representatives to service the Territory. The Company in consultation with the Distributor shall determine what constitutes adequate.

          2.2 Company will give careful consideration to Distributors Orders for the purchase of the Products, but all such orders shall be subject to Company's written acceptance at it address in its sole and absolute discretion. All accepted orders, whether or not delivery dates are specified therein, shall be subject to delays or failures in manufacture or in delivery due to any cause beyond the reasonable control of the Company.

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

     3. Shipping and Handling. Company assumed the risk of loss until the shipment is delivered to the Distributor or delivery point designated by the Distributor. Title shall pass upon delivery. All costs of transportation from Company to distributor shall be borne by the Distributor. Therefore, Company will bill distributor for cost of transportation and handling, Distributors costs of transportation and handling will be due and payable at time of delivery.






Distributor Agreement-Page 3


F.   RESPONSIBILITIES OF DISTRIBUTOR:

     1. Minimum Annual Purchases. Distributor agrees to purchase from Company Certain minimum dollar quantities of Products at wholesale in the aggregate during each Contract Year. If Distributor fails to purchase from Company at least $250,000 worth of Products at wholesale in the aggregate during each Contract Year, Company may terminate this Agreement by giving sixty (60) calendar days advance written notice.

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

     Distributor Agreement - Page 4


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

     2. Product Warranty. Company warrants that the quality of the Products supplied to Distributor will be comparable to the samples previously furnished and sold to the Distributor and that the Products sold pursuant to this Agreement will be free from defects in material and workmanship for thirty (30) days from date of sale by Distributor
          to   Distributors  customer.   All  claims   that
          Product(s) delivered to Distributor or its customers under this Agreement do not comply with the warranties set forth in this paragraph must be made in writing within a reasonable time after receipt of the Product(s), and specify the amount and type of Product(s) affected. Company shall replace the defective Product(s) as Company shall choose, within a reasonable time after receipt of the defective Product(s) by the Company.

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



Distributor Agreement - Page 5








          SHALL  HAVE  BEEN REPAIRED, OR ALTERED OUTSIDE  OF
          COMPANYS FACTORY IN ANY WAY SO AS, IN PERFORMANCE
          NO WHICH HAS BEEN SUBJECTED TO MISUSE, NEGLIGENCE,
          OR ACCIDENT.

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

H.   DURATION OF AGREEMENT AND TERMINATION:

     1 Term and Renewal: The term of the Agreement shall be two (2) years from the date as of which it is made, unless it is sooner terminated pursuant to the provisions of Section E2, or extended (which extension will be part of the term). This Agreement shall automatically renew annually, after expiration of the initial two-year term, for additional one-year periods, unless terminated for cause as provided in Section H, 2, and Company or Distributor shall give written notice of nonrenewal for cause at least sixty (60) days in advance of the expiration of the term hereof.

     2.   Termination  for  Cause:   This  Agreement   shall
          terminate during any term or period hereof with or without any notice upon the happening of any of the following events:

          2.1  Distributors  orders  being  less   in   any
               contract year than the minimum amount set forth in Section F,1, and upon sixty (60) day written notice by Company Distributor fails to purchase additional Products sufficient in quantity to meet the minimum amount in aggregate as set forth in Section F,1.

          2.2 Either party going into bankruptcy, making an assignment for the benefit of creditors, or being adjudicated insolvent.
          2.3 An attempted assignment by Distributor or its rights under this Agreement without the express and precious written consent of Company.


Distributor Agreement - Page 6




          2.4 Distributors manufacturing for itself any of the Products that it is to purchase from Company pursuant to this Agreement, except if expressly permitted herein or in writing.

          2.5 Either partys defaulting in any other of its obligations pursuant to this Agreement and not curing the default within thirty (30) calendar days after being advised in writing of the nature of the default

     3. Obligations on Termination: All indebtedness of Distributor to Company for Products sent or in transit to Distributor or its customers. Company shall have the obligation to repurchase all Products or any portion of the Products sold to Distributor and not resold by Distributor as of the termination of this Agreement.


I.   RELATIONSHIP BETWEEN PARTIES:

     IT IS AGREED BY BOTH PARTIES OF THIS AGREEMENT THAT THE
     FOLLOWING  SHALL CHARACTERIZE THEIR RELATIONSHIP  UNDER
     THIS AGREEMENT:

     1.   Legal  Relationship.  Nothing  contained  in  this
          Agreement shall in any manner whatsoever constitute either party to be the partner, agent or legal representative of the other party, nor create any fiduciary relationship between them for any purpose whatsoever.

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

Distributor Agreement - Page 7



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

     7. Amendment, Modification, or Waiver. No amendment, modification, or waiver of any condition, provision, or term of this Agreement shall be valid or of any effect unless made in writing, signed by the party or parties to be bound, and specifying with particularity the nature and extent of such amendment, modification, or waiver. Failure on the part of any party in default, irrespective of how long such failure continues, shall not constitute a waiver by such party of its rights hereunder. Any waiver by any party of any default of another party shall not affect or impair any right arising from any other or subsequent default.
          Nothing herein shall limit the remedies and rights of the parties hereto under and pursuant to this Agreement.

     8. Notices. All communications or notices required or permitted to be given or served under this Agreement shall be in writing and shall be deemed to have been duly given or made if: (I) delivered in person or by courier (e.g. Federal Express), (ii)deposited in the United States mail, postage prepaid, for mailing by certified or registered mail, return receipt requested; or (iii) telecopied and addressed to the intended recipient at the address and/or the telecopy number set forth below such parties signature at the end of this Agreement. All communications and notices shall be effective upon delivery in person or by courier, three (3)days after being deposited in the United States mail or two (2) hours after being telecopied, if telecopied during regular business hours, as the case may be. Any party may change his or her address and/or telecopy number by giving notice in writing, stating his or her new address and/or telecopy number, to all the other parties in the foregoing manner.

     9. Severability Provisions; Enforceability. Each provision of this Agreement is intended to be serverable. If any provision hereof shall be declared by a court of competent jurisdiction to be illegal, unenforceable, or invalid for any reason whatsoever, such illegality, unenforceability or invalidity shall not affect the validity of the remainder of this Agreement.

     Distributor Agreement - Page 8


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


J. IN WITNESS WHEREOF the parties of this Agreement have set their hand and executed this document the (7 th) day of (September), 199 (5)


     GARCIS U.S.A. INC                  BACKCOURT. INC.

     BY  (SIGNATURE   FOR   GARCIS)    BY: (SIGNATURE FOR BACKCOURT)

























Distributor Agreement - Page 9







GARCIS











                         EXHIBIT  A

Model       Description           Wholesale       Sugg.
Retail
 2065  High Tech Cross Trainer    $  28.80         $  79.95
2001-S Safety Shoe Steel Toe      $  26.40            64.95
 2001  Safety Shoe                $  25.40            59.95
 4042  Women's Kiss Sole          $  24.88            69.95
 4040  Women's Tennis             $  21.80            64.95
 4501  Women's High Top           $  23.76            69.95
 6018  Children's Shoe            $  19.56            59.95





NOTE: 1. Allow 6-8 weeks for delivery upon receipt of approved artwork.
      2. The above prices are F.O.B. Scottsdale, Arizona all applicable taxes are extra.































                          EXHIBIT B


GARCIS


                                    Suggested
                      Dealer Cost     Retail
Jersey
La Piedad            $ 12.95         $  25.95
Neon                 $ 12.95         $  25.95
Prime                $ 12.95         $  25.95
Dixon                $ 11.59         $  22.50
Inter Tijuana        $ 11.50         $  22.50
Europa               $  9.95         $  19.95
Monaco               $  9.95         $  19.95

Shorts
Loose                $  9.95         $  19.95
Pressit              $  9.95         $  19.95
Astroc               $  9.95         $  19.95
Cup 94               $  8.50         $  16.50
Olympique            $  8.50         $  16.50
Plain                $  6.95         $  13.95

Sweats
Moon Jacket          $ 18.50         $  36.50
Access Jacket        $ 18.50         $  36.50
Realistic Jacket     $ 18.50         $  36.50
Pants                $ 11.50         $  22.50
Clasico Jersey       $ 10.50         $  21.00
Clasico Pants        $  9.50         $  18.50
Socks                $  3.00         $   6.00


Note: The above prices are F.O.B. Scottsdale, Arizona all applicable taxes are extra
























                          EXHIBIT C


Inventory List


TO:   Backcourt, Inc                         Date:  9/7/95
      Wagner Ford Road
      Dayton, OH  45414



SHIP TO:

 ITEM    DESCRIPTION/SIZES        QUANTITY       UNIT    TOTAL
                                                PRICE
  4042 Texas                          61        24.88     $ 1,517.68
  4503 Mercedes Benz                  70        24.88     $ 1,741.60
  4505 Bowie                          96        24.88     $ 2,388.48
  4504 Mirage                        408        24.88     $10,151.04
  4507 Team USA                      240        24.88     $ 5,971.20
  4508 Westlake                       96        24.88     $ 2,388.48
  4510 Texas A & M                    30        24.88     $   746.40
  4511 Baylor                         60        24.88     $ 1,492.80
  4514 Mercedes Benz(no embroidery)   69        24.88     $ 1,716.72
  4513 Hooter                        240        24.88     $ 5,971.20
  4517 Southwest                    2236        24.88     $55,631.68
       Women's Total               3,606                  $89,717.28

  2551 Mercedes Benz Work            250        25.40     $ 6,350.00
  2550 Southwest Work                231        25.40       5,867.40
  2517 Southwest Mens                114        28.80       3,283.20
  2502 Texas Longhorn                253        28.80       7,286.40
  2503 Mercedes Benz Men              32        28.80         921.60
  2504 Mirage Men                    203        28.80       5,846.40
  2505 Bowie                          23        28.80         662.40
  2507 Team USA                       80        28.80       2,304.00
  2508 West Lake                      18        28.80         518.40
  2510 Texas A & M                   239        28.80       6,883.20
  2511 Baylor                        125        28.80       3,600.00
  2513 Hooters                        69        28.80       1,987.20
  2514 Mercedes Benz(w/o embroidery) 100        28.80       2,880.00
       Men's Total                  1737                  $48,390.20
       GRAND TOTAL              5343
$138,107.48
























                          Exhibit D

Items to be delivered at time of signing agreement.

Model   Pairs      Description         Price     Total
 20065    452 High Tech Cross Trainer  28.80    $13,017.60

  2001    226 Safety Shoe              25.50    $ 5,740.40
  4042    452 Women's Kiss Sole        24.88    $11,245.75

TOTAL    1130                                   $30,003.76








































































                      ADDENDUM TO LEASE






























                    ADDENDUM A TO LEASE

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

              Months 1-12 $0.68 per square foot per month plus
                          common area maintenance charges and
                          applicable sales taxes.

              Months 13-24 $0.70 per square foot per Month plus
                           common area maintenance  Charges and
                           applicable sales taxes.

              Months 25-36 $0.72 per square foot per month
                          Plus common area maintenance charges
                          And applicable sales taxes.

      50. This lease shall be voidable by Lessee if the Landlord cannot deliver the property for occupancy as evidenced by a certificate of occupancy issued by the City of Scottsdale within two hundred and ten (210) days from the Issuance of a building permit by the City of Scottsdale.

      51. In no event shall tenant improvement costs exceed fifty thousand ($50,000.00) dollars. Tenant improvements costs shall generally be defined as carpet, base, partition walls, window coverings, restrooms, paint, electrical outlets, lighting and air conditions or evaporative cooling. See Exhibit 'A' attached.

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

      54. Lease commission for the full cash value of the three year lease at 6 percent (6%) commission is fifteen thousand, two hundred and ninety-nine dollars ($15,299.00) to be shared equally by Omni Management Group, Inc., who represents Lessor and Cuellar Realty Services, Inc., who represents Lessee. Should Lessee elect to purchase subject property described as Lot 9, Scottsdale Industrial Park, then Lessor agrees to pay six percent (6%) commission based on the total sales price in case at close of escrow and shared equally, less any unmentioned portion of lease commission already paid to Omni Management Group, Inc. and Cuellar Realty Services, Inc. The sales commission referred to herein shall apply through the 'Option to Purchase Period' only.

EXECUTED as of the date first above written:


LESSOR:                           LESSEE:

Northeast 8, LLC                        Garcis USA, Inc.,
An Arizona Limited Liability Company     A Colorado
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

Pay the sum of $4,500,000 to Ibarrey for one hundred percent
(100%) of the outstanding stock. The purchase price and allocation of the purchase price shall be as follows:


$2,000,000, without interest, to be allocated for real estate, equipment, fixtures, inventory, and accounts receivable. Said sum to be paid in monthly installments. The amount of the monthl installment shall be fifty percent (50%) of the gross profit of uniform sales in the United States and Canada (minus freight and duty), with the unpaid balance due and payable sity (60) months from execution of the final Agreement;

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